Form 10-K/A
period 2006-12-31
LEHMAN ABS CORP CIT CAPITAL TR 1 SEC BCKD SER 2003-9 CL A-1
filed 2007-10-09
CIK 1225258

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      ----

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                       or

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
                            TIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                        Commission File Number: 001-31658

                             Lehman ABS Corporation,

                                  on behalf of:

   Corporate Backed Trust Certificates, CIT Capital Trust I Securities-Backed
                              Series 2003-9 Trust
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

              Delaware                                       13-3447441
-----------------------------------------      --------------------------------
State or Other Jurisdiction, Organization      (I.R.S. Employer Identification
or Incorporation)                               No.)

      745 Seventh Avenue, New York, New York                 10019
    -----------------------------------------  --------------------------------
     (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                 Name of Registered Exchange
--------------                                 ---------------------------------
Corporate Backed Trust Certificate             New York  Stock Exchange ("NYSE")
CIT Capital Trust I
Securities-Backed Series 2003-9

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]        No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]        No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]        No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
Large Accelerated Filer [ ]   Accelerated Filer [ ]  Non-Accelerated Filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]        No [X]

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


                                Explanatory Note
                                ----------------

The sole purpose of this amendment is to update the certification of the senior officer in charge of securitization of the depositor (filed as Exhibit 31.1), in accordance with the certification provided on the SEC's website at http://www.sec.gov/divisions/corpfin/8124cert.htm. No other items are being amended hereby.


                       DOCUMENTS INCORPORATED BY REFERENCE

None.

                                     PART IV

Item 15.  Exhibits, Financial Statement Schedules.
--------------------------------------------------

         (a)   The following documents have been filed as part of this report.

               1.   None.

               2.   None.

               3.   Exhibits:

                    31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 - Not Applicable.

                    The trust covered by this annual report was formed prior to June 30, 2003 and there is no requirement in the trust agreement for the preparation of a report by an independent public accountant regarding the trustee's compliance with its obligations.

         (b)   Not Applicable.

         (c)   Not Applicable.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Lehman ABS Corporation, as Depositor for the
                            Trust (the "Registrant")



Date: October 9, 2007       By:      /s/ CHARLES M. WEAVER
                            --------------------------------------------------
                            Name: Charles M. Weaver
                            Title: Senior Vice President

                                  EXHIBIT INDEX

-------------------------------------------------------------------------------

  Reference                                                      Exhibit Number
 Number per               Description of Exhibits             in this Form 10-K
 Item 601 of
Regulation SK
-------------------------------------------------------------------------------
                  Certification by Senior Vice President of            31.1
                  the Registrant pursuant to 15 U.S.C. Section
  (31.1)          7241, as adopted pursuant to Section 302 of
                  the Sarbanes-Oxley Act of 2002.
-------------------------------------------------------------------------------